Form 10-Q
period 1995-03-31
AMERICAN INCOME 8 LIMITED PARTNERSHIP
filed 1995-05-19
CIK 780399

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q


(Mark One)

[XX]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the quarterly period ended      March 31, 1995

                                        OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                          to




For Quarter Ended March 31, 1995           Commission File No. 0-16499


                        American Income 8 Limited Partnership
               (Exact name of registrant as specified in its charter)

Massachusetts                                         04-2947857
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                    Identification No.)

98 North Washington Street, Boston, MA                02114
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800


Exchange Place, 14th Floor, Boston, MA  02109
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required  to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X  No______

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange
Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No______




                      AMERICAN INCOME 8 LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX





PART I.  FINANCIAL INFORMATION:                                    Page


  Item 1.  Financial Statements

     Statement of Financial Position
       at March 31, 1995 and December 31, 1994                        3

     Statement of Operations
       for the three months ended March 31, 1995 and 1994             4

     Statement of Cash Flows
       for the three months ended March 31, 1995 and 1994             5

     Notes to the Financial Statements                              6-8


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           9-12


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                        13












[CAPTION]

                      AMERICAN INCOME 8 LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                     at March 31, 1995 and December 31, 1994

                                   (Unaudited)

                                                    March 31,     December 31,
                                                      1995           1994
ASSETS

Cash and cash equivalents                         $    703,541    $    712,472

Rents receivable, net of allowance
 for doubtful accounts of $62,000                          980             801

Accounts receivable - affiliate                        137,979         113,192

Equipment at cost, net of accumulated
 depreciation of $8,857,468 and
 $9,252,967 at March 31, 1995 and
 December 31, 1994, respectively                     5,596,982       5,769,421

    Total assets                                  $  6,439,482    $  6,595,886


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                     $    528,560    $    549,253
Accrued interest                                         1,640           1,192
Accrued liabilities                                     10,000          15,500
Accrued liabilities - affiliate                          2,124           2,533
Deferred rental income                                  26,199          40,298
Cash distributions payable to partners                 283,530         283,530

    Total liabilities                                  852,053         892,306

Partners' capital (deficit):
 General Partner                                      (108,490)       (107,329)
 Limited Partnership Interests
 (74,852 Units; initial purchase
 price of $250 each)                                 5,695,919       5,810,909

    Total partners' capital                          5,587,429       5,703,580

    Total liabilities and partners' capital       $  6,439,482    $  6,595,886

[CAPTION]
                          AMERICAN INCOME 8 LIMITED PARTNERSHIP

                                 STATEMENT OF OPERATIONS
                   for the three months ended March 31, 1995 and 1994

                                        (Unaudited)



                                                              1995           1994

Income:

  Lease revenue                                           $   362,024    $   382,983

  Interest income                                               9,456          8,304

  Gain on sale of equipment                                    30,000         16,645

     Total income                                             401,480        407,932


Expenses:

  Depreciation                                                172,439        201,407

  Interest expense                                             12,917         20,834

  Equipment management fees - affiliate                        18,101         19,149

  Operating expenses - affiliate                               30,644         24,461

     Total expenses                                           234,101        265,851


Net income                                                $   167,379    $   142,081


Net income
 per limited partnership unit                             $      2.21    $      1.88

Cash distribution declared
 per limited partnership unit                             $      3.75    $      6.25








[CAPTION]
                          AMERICAN INCOME 8 LIMITED PARTNERSHIP

                                 STATEMENT OF CASH FLOWS
                   for the three months ended March 31, 1995 and 1994

                                        (Unaudited)

                                                              1995           1994

Cash flows from (used in) operating activities:
Net income                                                $   167,379    $   142,081

Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation                                              172,439        201,407
    Gain on sale of equipment                                 (30,000)       (16,645)

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                             (179)        52,718
    accounts receivable - affiliate                           (24,787)        60,927
  Increase (decrease) in:
    accrued interest                                              448         (3,178)
    accrued liabilities                                        (5,500)         1,245
    accrued liabilities - affiliate                              (409)        (7,123)
    deferred rental income                                    (14,099)        14,231

      Net cash from operating activities                      265,292        445,663

Cash flows from investing activities:
  Proceeds from equipment sales                                30,000         17,150

      Net cash from investing activities                       30,000         17,150

Cash flows used in financing activities:
  Principal payments - notes payable                          (20,693)       (51,901)
  Distributions paid                                         (283,530)      (472,551)

      Net cash used in financing activities                  (304,223)      (524,452)

Net decrease in cash and cash equivalents                      (8,931)       (61,639)

Cash and cash equivalents at beginning of period              712,472      1,555,501

Cash and cash equivalents at end of period                $   703,541    $ 1,493,862

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest              $    12,469    $    24,012



                      AMERICAN INCOME 8 LIMITED PARTNERSHIP
                        Notes to the Financial Statements

                                 March 31, 1995
                                   (Unaudited)




NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form
10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange
Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1994 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1994 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1995 and December 31, 1994 and results of operations for the three month periods ended March 31, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     At March 31, 1995, the Partnership had $700,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S.
Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable.
Rents received prior to their due dates are deferred. Future minimum rents of $2,188,592 are due as follows:


        For the year ending March 31, 1996       $1,368,661
                                      1997          653,540
                                      1998          150,791
                                      1999           11,700
                                      2000            3,900

                                     Total       $2,188,592








NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at March 31, 1995. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.

                                        Lease Term           Equipment
        Equipment Type                   (Months)             at Cost

Aircraft                                  36-60             $ 9,414,459
Retail store fixtures                      1-60               1,349,684
Flight simulators                            48                 802,831
Medical                                   10-60                 691,070
Motor vehicles                            12-72                 679,830
Communications                            30-36                 597,223
Materials handling                         1-60                 341,766
Construction and mining                      12                 314,762
Trailers and intermodal containers        48-60                 136,695
Photocopying                               1-36                 104,489
Computers and peripherals                  1-60                  21,641

                           Total equipment cost              14,454,450

                       Accumulated depreciation              (8,857,468)

     Equipment, net of accumulated depreciation             $ 5,596,982


     At March 31, 1995, the Partnership's equipment portfolio included equipment having a proportionate original cost of $11,430,309, representing approximately
79% of total equipment cost.

     The summary above includes equipment held for re-lease or sale which was fully depreciated and had an original cost of approximately $70,000 at March 31, 1995.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                            1995                 1994

Equipment management fees                $   18,101           $   19,149
Administrative charges                        3,000                3,000
Reimbursable operating expenses
 due to third parties                        27,644               21,461

                          Total          $   48,745           $   43,610

     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership.
At March 31, 1995, the Partnership was owed $137,979 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1995.


NOTE 6 - NOTES PAYABLE

     Notes payable at March 31, 1995 consisted of $528,560 of installment notes payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 6.25% and 8.05%, except one note which bears a fluctuating interest rate equal to the prime rate of interest plus 1% (10% at March 31, 1995). The installment notes are collateralized by the equipment and assignment of the related lease payments and certain remarketing proceeds. The installment notes will be fully amortized by noncancellable rents in the year ending March 31, 1996.

                      AMERICAN INCOME 8 LIMITED PARTNERSHIP

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

Three months ended March 31, 1995 compared to the three months ended
March 31, 1994:


Overview

     As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements.
During the life of the Partnership, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. The
Partnership's operations commenced in 1987.


Results of Operations

     For the three months ended March 31, 1995, the Partnership recognized lease revenue of $362,024 compared to $382,983 for the same period in 1994. The decrease in lease revenue from 1994 to 1995 was expected and resulted from primary and renewal lease term expirations and the sale of equipment.

     The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The
Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     Interest income for the three months ended March 31, 1995 was $9,456 compared to $8,304 for the same period in 1994. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The increase in interest income from 1994 to 1995 is principally attributable to an increase in interest rates. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

     During the three months ended March 31, 1995, the Partnership sold equipment, which had been fully depreciated, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $30,000, compared to a net gain of $16,645 on equipment having a net book value of $505 for the same period in 1994.

     It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

     The ultimate realization of residual value for any type of equipment is dependent upon many factors, including AFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

     The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenues generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

     Depreciation expense was $172,439 and $201,407 for the three months ended
March 31, 1995 and 1994, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $12,917 or 3.6% of lease revenue during the three months ended March 31, 1995 compared to $20,834 or 5.4% of lease revenue for the same period in 1994. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the three month periods ended March 31, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 8.5% and 6.4% of lease revenue for the three months ended March 31, 1995 and 1994, respectively. The increase in operating expenses from 1994 to 1995 was due to an increase in professional service costs and insurance premium adjustments for aircraft owned by the Partnership. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents.
These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $265,292 and $445,663 for the three months ended March 31, 1995 and 1994, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

     Ultimately, the Partnership will dispose of all assets under lease. This will occur principally through sale transactions whereby each asset will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each asset's primary or renewal/re-lease term. In certain instances, casualty or early termination events may result in the disposal of an asset. Such circumstances are infrequent and usually result in the collection of stipulated cash settlements pursuant to terms and conditions contained in the underlying lease agreements.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1995, the Partnership realized $30,000 in equipment sale proceeds compared to $17,150 during the same period in 1994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities.

     Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will continue to decline as the principal balance of notes payable is reduced through the collection and application of rents.

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter.
The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1995, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable
Cash From Sales and Refinancings of $283,530. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited
Partners were allocated 99% of these distributions, or $280,695, and the General
Partner was allocated 1%, or $2,835. The first quarter 1995 cash distribution was paid on April 14, 1995.

     Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash
From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

     The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization.
Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

                       AMERICAN INCOME 8 LIMITED PARTNERSHIP

                                     FORM 10-Q

                            PART II.  OTHER INFORMATION



     Item 1.               Legal Proceedings
                           Response:  None

     Item 2.               Changes in Securities
                           Response:  None

     Item 3.               Defaults upon Senior Securities
                           Response:  None

     Item 4.               Submission of Matters to a Vote of Security Holders
                           Response:  None

     Item 5.               Other Information
                           Response:  None

     Item 6(a).            Exhibits
                           Response:  None

     Item 6(b).            Reports on Form 8-K
                           Response:  None






                                   SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



               AMERICAN INCOME 8 LIMITED PARTNERSHIP


               By:  AFG Leasing Associates II, a Massachusetts
               general partnership and the General Partner of
               the Registrant.

               By:  AFG Leasing Incorporated, a Massachusetts
               corporation and general partner in such general
               partnership.


               By:  /s/ Gary M. Romano
                    Gary M. Romano
                    Vice President and Controller
                    (Duly Authorized Officer and
                     Principal Accounting Officer)


               Date:    May 18, 1995


