Form 10-Q
period 1995-06-30
AMERICAN INCOME 8 LIMITED PARTNERSHIP
filed 1995-08-14
CIK 780399

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to





For Quarter Ended June 30, 1995              Commission File No. 0-16499


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



                AMERICAN INCOME 8 LIMITED PARTNERSHIP

                              FORM 10-Q

                                INDEX





PART I.   FINANCIAL INFORMATION:                                       Page


   Item   1.  Financial Statements

             Statement of Financial Position
              at June 30, 1995 and December 31, 1994                      3

             Statement of Operations
              for the three and six months ended June 30, 1995 and 1994   4

             Statement of Cash Flows
              for the six months ended June 30, 1995 and 1994             5

             Notes to the Financial Statements                          6-8


   Item  2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations            9-12


PART II.  OTHER INFORMATION:

   Items 1 - 6                                                           13







[CAPTION]
                  AMERICAN INCOME 8 LIMITED PARTNERSHIP
                     STATEMENT OF FINANCIAL POSITION
                   June 30, 1995 and December 31, 1994


                              (Unaudited)

                                          June 30,    December 31,
                                            1995         1994
ASSETS

Cash and cash equivalents                   $740,548    $712,472

Rents receivable, net of allowance
 for doubtful accounts of $50,000              6,418         801
 and $62,000 at June 30, 1995 and
 December 31, 1994, respectively

Accounts receivable - affiliate              129,367     113,192

Equipment at cost, net of accumulated
 depreciation of $9,029,907 and
 $9,252,967 at June 30, 1995 and
 December 31, 1994, respectively           5,424,543   5,769,421

   Total assets                           $6,300,876  $6,595,886


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                               $490,181    $549,253
Accrued interest                               1,153       1,192
Accrued liabilities                           15,000      15,500
Accrued liabilities - affiliate                2,440       2,533
Deferred rental income                        41,457      40,298
Cash distributions payable to partners       283,530     283,530

   Total liabilities                         833,761     892,306

Partners' capital (deficit):
 General Partner                            (109,694)    (107,329)
 Limited Partnership Interests
 (74,852 Units; initial purchase
  price of $250 each)                      5,576,809    5,810,909

   Total partners' capital                 5,467,115    5,703,580

   Total liabilities and partners'
    capital                               $6,300,876   $6,595,886

[CAPTION]
                AMERICAN INCOME 8 LIMITED PARTNERSHIP

                       STATEMENT OF OPERATIONS
     for the three and six months ended June 30, 1995 and 1994


                            (Unaudited)

                            Three Months          Six Months
                           Ended June 30,       Ended June 30,
                           1995      1994       1995      1994

Income:

 Lease revenue            $384,797  $546,392  $746,821  $929,375

 Interest income             8,525    12,642    17,981    20,946

 Gain on sale of equipment      --    71,816    30,000    88,461

   Total income            393,322   630,850   794,802 1,038,782


Expenses:

 Depreciation              172,439   196,781   344,878   398,188

 Interest expense           12,833    20,501    25,750    41,335

 Equipment   management
  fees - affiliate          19,240    27,320    37,341    46,469

 Operating  expenses -
  affiliate                 25,594    22,168    56,238    46,629

   Total expenses          230,106   266,770   464,207   532,621


Net income                $163,216  $364,080  $330,595  $506,161


Net income
 per limited partnership
 unit                     $   2.16  $   4.82  $   4.37  $   6.69

Cash distributions
 declared per limited
 partnership unit         $   3.75  $   6.25  $   7.50  $  12.50

[CAPTION]

                  AMERICAN INCOME 8 LIMITED PARTNERSHIP

                         STATEMENT OF CASH FLOWS
             for the six months ended June 30, 1995 and 1994


                               (Unaudited)

                                                      1995         1994

Cash flows from (used in) operating activities
 activities:
Net Income                                          $330,595     $506,161

Adjustmehe General Partner
                         of the Registrant.

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


                  Date:    August 11, 1995

































