Form 10-Q
period 1995-09-30
AMERICAN INCOME 8 LIMITED PARTNERSHIP
filed 1995-11-15
CIK 780399



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended      September 30,
1995

                                       OR

[       ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For                   the                   transition                   period                   from                   to





For Quarter Ended September 30, 1995                                                            Commission File No. 0-16499


                                                         American           Income           8           Limited
----------------------------------------------------------------------------------------------------------------
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

     Indicate by check mark whether the  registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d)
of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required  to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes
X     No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the  registrant  has filed all documents and reports  required  to be filed by  Sections  12, 13, or 15(d) of the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan confirmed by a court during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes         No



                      AMERICAN INCOME 8 LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX


                                                                                                               Page

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at September 30, 1995 and December 31, 1994                                                         3

         Statement of Operations
              for the three and nine months ended September 30, 1995 and 1994                                     4

         Statement of Cash Flows
              for the nine months ended September 30, 1995 and 1994                                               5

         Notes to the Financial Statements                                                                      6-8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                              9-12


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                                 13






                   The accompanying notes are an integral part

                         of these financial statements.

                                                             3

                      AMERICAN INCOME 8 LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1995 and December 31, 1994

                                   (Unaudited)



                                                                                  September 30,            December 31,
                                                                                         1995                    1994
ASSETS

Cash and cash equivalents                                                         $        388,499         $       712,472

Rents receivable, net of allowance for doubtful
     accounts of $50,000 and $62,000 at September 30,
     1995 and December 31, 1994, respectively                                                   --                     801

Accounts receivable - affiliate                                                            132,809                 113,192

Equipment at cost, net of accumulated depreciation
     of $7,832,179 and $9,252,967 at September 30,
     1995 and December 31, 1994, respectively                                            5,252,104               5,769,421
                                                                                  ----------------        ----------------

         Total assets                                                             $    5,773,412          $    6,595,886
                                                                                  ==============          ==============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                                   --        $        549,253
Accrued interest                                                                                --                   1,192
Accrued liabilities                                                               $         14,366                  15,500
Accrued liabilities - affiliate                                                              4,594                   2,533
Deferred rental income                                                                     21,636                   40,298
Cash distributions payable to partners                                                     283,530                 283,530
                                                                                  ----------------        ----------------

         Total liabilities                                                                 324,126                 892,306
                                                                                  ----------------        ----------------

Partners' capital (deficit):
     General Partner                                                                      (109,872)               (107,329)
     Limited Partnership Interests
     (74,852 Units; initial purchase price of $250 each)                                 5,559,158               5,810,909
                                                                                  ----------------        ----------------

         Total partners' capital                                                         5,449,286               5,703,580
                                                                                  ----------------        ----------------

         Total liabilities and partners' capital                                  $    5,773,412          $    6,595,886
                                                                                  ==============          ==============



                   The accompanying notes are an integral part
                         of these financial statements.


                      AMERICAN INCOME 8 LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1995 and 1994

                                   (Unaudited)



                                                          Three Months                                Nine Months
                                                      Ended September 30,                         Ended September 30,
                                                     1995                  1994                  1995                  1994
                                              -----------------     -----------------     -----------------     -----------
Income:

     Lease revenue                            $       383,697       $       426,141       $     1,130,518       $     1,355,516

     Interest income                                   10,983                12,599                28,964                33,545

     Gain on sale of equipment                         91,106                 8,621               121,106                97,082
                                              ---------------       ---------------       ---------------       ---------------

         Total income                                 485,786               447,361             1,280,588             1,486,143
                                              ---------------       ---------------       ---------------       ---------------


Expenses:

     Depreciation                                     172,439               169,695               517,317               567,883

     Interest expense                                   7,978                19,415                33,728                60,750

     Interest expense
         - affiliate                                       --                 2,291                    --                 2,291

     Equipment management fees
         - affiliate                                   19,185                21,307                56,526                67,776

     Operating expenses - affiliate                    20,482                59,330                76,720               105,959
                                              ---------------       ---------------       ---------------       ---------------

         Total expenses                               220,084               272,038               684,291               804,659
                                              ---------------       ---------------       ---------------       ---------------


Net income                                    $       265,702       $       175,323       $       596,297       $       681,484
                                              ===============       ===============       ===============       ===============


Net income
     per limited partnership unit             $             3.51    $             2.32    $             7.89    $             9.01
                                              ==================    ==================    ==================    ==================

Cash distributions declared
     per limited partnership unit             $             3.75    $             6.25    $           11.25     $           18.75
                                              ==================    ==================    =================     =================





                      AMERICAN INCOME 8 LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1995 and 1994

                                   (Unaudited)



                                                                                         1995                 1994
                                                                                  ------------------   -----------
     Cash flows from (used in) operating activities:
     Net income                                                                   $       596,297      $       681,484

     Adjustments to reconcile net income to net cash from operating activities:
              Depreciation                                                                517,317              567,883
              Gain on sale of equipment                                                  (121,106)             (97,082)
              Decrease in allowance for doubtful accounts                                 (12,000)                  --

     Changes in assets and liabilities Decrease (increase) in:
              rents receivable                                                             12,801                2,621
              accounts receivable - affiliate                                             (19,617)             169,089
         Increase (decrease) in:
              accrued interest                                                             (1,192)              (6,079)
              accrued liabilities                                                          (1,134)             (38,190)
              accrued liabilities - affiliate                                               2,061               16,544
              deferred rental income                                                      (18,662)             (56,612)
                                                                                  ---------------      ---------------

                Net cash from operating activities                                        954,765            1,239,658
                                                                                  ---------------      ---------------

     Cash flows from (used in) investing activities:
         Purchase of equipment                                                                 --              (13,636)
         Proceeds of equipment sales                                                      121,106              100,194
                                                                                  ---------------      ---------------

                Net cash from investing activities                                        121,106               86,558
                                                                                  ---------------      ---------------

     Cash flows used in financing activities:
         Principal payments - notes payable                                              (549,253)            (606,993)
         Distributions paid                                                              (850,591)          (1,417,652)
                                                                                  ---------------      ---------------

                Net cash used in financing activities                                  (1,399,844)          (2,024,645)
                                                                                  ---------------      ---------------

     Net decrease in cash and cash equivalents                                           (323,973)            (698,429)

     Cash and cash equivalents at beginning of period                                     712,472            1,555,501
                                                                                  ---------------      ---------------

     Cash and cash equivalents at end of period                                   $       388,499      $       857,072
                                                                                  ===============      ===============


     Supplemental disclosure of cash flow information:
           Cash paid during the period for interest                               $         34,920     $         69,120
                                                                                  ================     ================



                      AMERICAN INCOME 8 LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                               September 30, 1995

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1995 and December 31, 1994 and results of operations for the three and nine month periods ended September 30, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,465,894 are due as follows:


     For the year ending September 30,       1996                     $1,239,692
                                             1997                        170,466
                                             1998                         45,986
                                             1999                          9,750
                                                                  --------------

                                            Total                     $1,465,894

                      AMERICAN INCOME 8 LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1995. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.

                                                             Lease Term                       Equipment
              Equipment Type                                    (Months)                       at Cost

Aircraft                                                          36-60                          9,414,459
Flight simulators                                                    48                            802,831
Motor vehicles                                                    12-72                            679,830
Medical 10-60                                                   670,587
Communications                                                    30-36                            597,223
Materials handling                                                 1-60                            341,766
Construction and mining                                              12                            314,762
Trailors and intermodal containers                                48-60                            136,695
Photocopying                                                       1-36                            104,489
Computers and peripherals                                          1-60                             21,641
                                                                                         -----------------

                                                   Total equipment cost                         13,084,283

                                               Accumulated depreciation                         (7,832,179)

                             Equipment, net of accumulated depreciation                     $    5,252,104

                                                                                      ==============

     At September 30, 1995, the Partnership's equipment portfolio included equipment having a proportionate original cost of $10,080,628, representing approximately 77% of total equipment cost.

     The summary above includes equipment held for re-lease or sale which was fully depreciated and had an original cost of approximately $81,000 at September 30, 1995.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All  operating  expenses  incurred  by the  Partnership  are paid by AFG on behalf of the  Partnership  and AFG is  reimbursed  at its actual  cost for such expenditures.  Fees and  other  costs  incurred  during  each of the nine  month periods  ended  September  30, 1995 and 1994,  which were paid or accrued by the
Partnership to AFG or its Affiliates, are as follows:
                                                               1995                  1994
                                                          -------------          --------

     Interest on notes payable - affiliate                           --           $       2,291
     Equipment management fees                             $     56,526                 67,776
     Administrative charges                                      15,579                  9,000
     Reimbursable operating expenses
         due to third parties                                     61,141                 96,959
                                                           -------------          -------------

                                     Total                  $   133,246            $   176,026
                                                            ===========            ===========


                      AMERICAN INCOME 8 LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1995, the Partnership was owed $132,809 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1995.

     On August 18, 1995, Atlantic Acquisition Limited Partnership ("AALP"), a newly formed Massachusetts limited partnership owned and controlled by certain principals of AFG, issued a voluntary Offer to Purchase for Cash (the "Offer") up to approximately 45% of the outstanding units of limited partner interest in this Partnership and 20 affiliated partnerships sponsored and managed by AFG. Coincident to the Offer, a Tender Offer Statement pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934 (the "Exchange Act") was filed with the Securities and Exchange Commission. Also, on August 18, 1995, the General Partner filed a Solicitation/ Recommendation Statement (Schedule 14D-9) pursuant to Section 14(d)(4) of the Exchange Act. The Offer was amended and supplemented in order to provide additional disclosure to unitholders; increase the offer price; reduce the number of units sought to approximately 35% of the outstanding units; and extend the expiration date of the Offer to October 20, 1995. Certain legal actions were initiated by interested persons against AALP and each of the general partners (4 in total) of the 21 affected programs, and various other affiliates and related parties. One action, representing a class action on behalf of the unitholders (limited partners), sought to enjoin the Offer and obtain unspecified monetary damages. A settlement of this litigation was proposed and was preliminarily approved by the United States District Court for the District of Massachusetts (the "Court") on September 27, 1995. A final settlement hearing is scheduled on November 15, 1995. A second class action, brought in the Superior Court of the Commonwealth of Massachusetts, seeks to enjoin the Offer, obtain unspecified monetary damages, and intervene in the first class action. The plaintiffs have filed objections to the proposed settlement of the first action. At this date, these objections have not been acted upon by the Superior Court. As of the Offer expiration date, the limited partners of the Partnership had tendered approximately 7,213 Units or 9.64% of the total outstanding Units of the Partnership to AALP. Notwithstanding the foregoing, the operations of the Partnership are not expected to be adversely affected by the proceedings or proposed settlements.

                      AMERICAN INCOME 8 LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and nine months ended September 30, 1995 compared to the three and nine months ended September 30, 1994:

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


Results of Operations

     For the three and nine months ended September 30, 1995, the Partnership recognized lease revenue of $383,697 and $1,130,518, respectively, compared to $426,141 and $1,355,516 for the same periods in 1994. The decrease in lease revenue from 1994 to 1995 was expected and resulted from renewal lease term expirations and the sale of equipment.

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

     At June 30, 1995, the General Partner reviewed the aggregate amount reserved against potentially uncollectable rents and determined a reserve of $50,000 would be appropriate. Accordingly, the Partnership reduced its reserve and increased lease revenue in the amount of $12,000. The reserve was reviewed and considered adequate as of September 30, 1995. It cannot be determined whether the Partnership will recover any past due rents in the future; however, the General Partner will pursue the collection of all such items.

     Interest income for the three and nine months ended September 30, 1995 was $10,983 and $28,964, respectively, compared to $12,599 and $33,545 for the same periods in 1994. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The decrease in interest income from 1994 to 1995 is principally attributable to a lower availability of cash used for investment prior to distribution to the Partners. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sale proceeds.

                      AMERICAN INCOME 8 LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



14




     During the three months ended September 30, 1995, the Partnership sold equipment, which had been fully depreciated, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $91,106 compared to a net gain of $8,621 on equipment having a net book value of $2,403 for the same period in 1994.

     During the nine months ended September 30, 1995, the Partnership sold equipment, which had been fully depreciated, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $121,106 compared to a net gain of $97,082 on equipment having a net book value of $3,112 for the same period in 1994.

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

     Depreciation expense for the three and nine months ended September 30, 1995 was $172,439 and $517,317, respectively, compared to $169,695 and $567,883 for the same periods in 1994. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $7,978 and $33,728 or 2.1% and 3% of lease revenue during the three and nine months ended September 30, 1995, respectively, compared to $21,706 and $63,041 or 5.1% and 4.7% of lease revenue for the same periods in 1994. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended September 30, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 5.3% and 6.8% of lease revenue for the three and nine months ended September 30, 1995, respectively, compared to 13.9% and 7.8% of lease revenue for the same periods in 1994. Operating expenses were higher in 1994 due to repairs and maintenance costs incurred in connection with the re-lease of an L1011-100 aircraft and higher premiums in connection with the supplemental insurance policies carried by the Partnership on certain aircrafts. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

        The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $954,765 and $1,239,658 for the nine months ended September 30, 1995 and 1994, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

        Cash expended for equipment acquisitions and cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1994, the Partnership capitalized $13,636 in connection with the upgrade of an L1011-100 aircraft. There were no equipment acquisitions in 1995. During the nine months ended September 30, 1995, the Partnership realized $121,106 in equipment sale proceeds compared to $100,194 during the same period in 1994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

        Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1995, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $850,591. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 99% of these distributions, or $842,085, and the General Partner was allocated 1%, or $8,506. The third quarter 1995 cash distribution was paid on October 13, 1995.

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


                               Date:    November 13, 1995