Form 10-K/A
period 1995-12-31
AMERICAN INCOME 8 LIMITED PARTNERSHIP
filed 1996-04-09
CIK 780399

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1995
                         -------------------------------------------------------

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to
                              ------------------------    ----------------------

Commission file number              0-16499
                      ----------------------------------------------------------

                     American Income 8 Limited Partnership
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Massachusetts                                    04-2947857
- ----------------------------------------------    ------------------------------
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                   Identification No.)

 98 N. Washington St., Fifth Floor, Boston, MA     02114
- ----------------------------------------------    ------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act   NONE
                                                          ----------------------

       Title of each class          Name of each exchange on which registered

- -------------------------------   ----------------------------------------------

- -------------------------------   ----------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

          74,852 Units Representing Limited Partnership Interest
- --------------------------------------------------------------------------------
                               (Title of class)

- --------------------------------------------------------------------------------
                               (Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   XX      No
                                             ---------    --------
       State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                      DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1995 (Part I and II)

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- --------------------------------------------------------------------------

        (a)  Documents filed as part of this report:

             (1)     Financial Statements:

                     Report of Independent Auditors............................*

                     Statement of Financial Position
                     at December 31, 1995 and 1994.............................*

                     Statement of Operations
                     for the years ended December 31, 1995, 1994 and 1993......*

                     Statement of Changes in Partners' Capital
                     for the years ended December 31, 1995, 1994 and 1993......*

                     Statement of Cash Flows
                     for the years ended December 31, 1995, 1994 and 1993......*

                     Notes to the Financial Statements.........................*

             (2)     Financial Statement Schedules:

                     None required.

             (3)     Exhibits:

                     Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.


           Exhibit
           Number
          ---------

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


                     AMERICAN INCOME 8 LIMITED PARTNERSHIP


                     By: AFG Leasing Associates II,
                     a Massachusetts general partnership and the
                     General Partner of the Registrant.

                     By: AFG Leasing Incorporated,
                     a Massachusetts corporation and
                     General Partner in such general partnership






By:  /s/ Geoffrey A. MacDonald         By: /s/ Gary D. Engle
   ------------------------------         --------------------------------
Geoffrey A. MacDonald                  Gary D. Engle
Chief Executive Officer,               President and Chief Operating
Chairman, and a member of the          Officer and member of the
Executive Committee of AFG and         Executive Committee of AFG
President and a Director of the        (Principal Financial Officer)
corporate General Partner
(Principal Executive Officer)



Date:    April 9, 1996                 Date:   April 9, 1996
     ----------------------------           ------------------------------



By:  /s/ Gary M. Romano
   ------------------------------
Gary M. Romano
Vice President and Controller
of AFG and Clerk of the corporate General
Partner
(Principal Accounting Officer)



Date:    April 9, 1996
     ----------------------------