Form 10-K
period 1996-12-31
AMERICAN INCOME 8 LIMITED PARTNERSHIP
filed 1997-03-28
CIK 780399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _________________

Commission file number 0-16499

                      American Income 8 Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                           04-2947857
---------------------------------------------------          -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

98 North Washington Street, Fifth Floor, Boston, MA                 02114
---------------------------------------------------          -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (617) 854-5800

Securities registered pursuant to Section 12(b) of the Act None

     Title of each class            Name of each exchange on which registered

______________________________    ______________________________________________

______________________________    ______________________________________________

Securities registered pursuant to Section 12(g) of the Act:

             74,852 Units Representing Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

________________________________________________________________________________
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1996 (Part I and II)

                      AMERICAN INCOME 8 LIMITED PARTNERSHIP

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1.   BUSINESS                                                             3

ITEM 2.   PROPERTIES                                                           5

ITEM 3.   LEGAL PROCEEDINGS                                                    5

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  5

                                     PART II

ITEM 5.   MARKET FOR THE PARTNERSHIP'S SECURITIES AND
          RELATED SECURITY HOLDER MATTERS                                      6

ITEM 6.   SELECTED FINANCIAL DATA                                              8

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                  8

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          8

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                                  8

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP                  9

ITEM 11.  EXECUTIVE COMPENSATION                                              11

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                          12

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      12

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K                                                      15-16

                                     PART I

ITEM 1.    BUSINESS.

(a)    General Development of Business

       AMERICAN INCOME 8 LIMITED PARTNERSHIP (the Partnership) was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the Uniform Act) on December 31, 1986, for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. On March 31, 1987, the Partnership issued 74,852 limited partnership units (the Units) to 1,516 Limited Partners, including four Units purchased by its Initial Limited Partner. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership (the Restated Agreement, as amended), American Finance Group (AFG), a Massachusetts general partnership, which subsequently became Equis Financial Group Limited Partnership (collectively referred to herein as
       AFG), purchased 1,872 Units, representing 2.5% ($468,000) of total capital contributions received by the Partnership at its inception. In 1995, AFG tendered all of its Units to Atlantic Acquisition Limited Partnership (See Item 13 herein.). On December 31, 1996, the General Partner of the Partnership caused the Restated Agreement, as amended to be canceled by filing a Certificate of Cancellation with the Massachusetts Secretary under the Uniform Act. Accordingly, the Partnership was dissolved on December 31, 1996.

       Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Leasing Associates II, a Massachusetts general partnership) and $1,000 from the Initial Limited Partner. The General Partner originally had the following five general partners: AFG Leasing Incorporated, a Massachusetts corporation and wholly-owned subsidiary of AFG, Kestutis J. Makaitis, Daniel J. Roggemann, Martin F. Laughlin, and Geoffrey A. MacDonald. Messrs. Makaitis, Roggemann, and Laughlin each subsequently elected to withdraw as Individual General Partners. In connection with the Partnership's wind-up and dissolution, the General Partner interests of AFG Leasing Associates II, including the Individual General Partner interest owned by Geoffrey A. MacDonald, were transferred to AFG Leasing IV Incorporated, resulting in AFG Leasing IV Incorporated and AFG Leasing Incorporated becoming the two general partners of AFG Leasing Associates II. AFG Leasing Incorporated thereupon was merged with and into AFG Leasing IV Incorporated. Accordingly, effective October 17, 1996, AFG Leasing IV Incorporated became the sole General Partner of the Partnership. AFG Leasing IV Incorporated is a Massachusetts corporation established in 1987 and a wholly owned subsidiary of AFG and is also the general partner or the managing general partner of certain affiliated partnerships sponsored by AFG.

(b)    Financial Information About Industry Segments

       The Partnership was engaged in only one industry segment: the business of acquiring capital equipment and leasing the equipment to creditworthy lessees on a full payout or operating lease basis. (Full payout leases are those in which aggregate noncancellable rents exceed the Purchase Price of the leased equipment. Operating leases are those in which the aggregate noncancellable rental payments are less than the Purchase Price of the leased equipment.) Industry segment data is not applicable.

(c)    Narrative Description of Business

       The Partnership was organized to acquire a diversified portfolio of capital equipment subject to various full payout and operating leases and to lease the equipment to third parties as income-producing investments. More specifically, the Partnership's primary investment objectives were to acquire and lease equipment which would:

       1.  Generate quarterly cash distributions; and

       2.  Maintain substantial residual value for ultimate sale.

       The Partnership had the additional objective of providing certain federal income tax benefits.

       The Closing Date of the Offering of Units of the Partnership was March 31, 1987. The initial purchase of equipment and the associated lease commitments occurred on March 31, 1987. The Partnership completed the disposition of its entire equipment portfolio on September 30, 1996 and the dissolution of the Partnership occurred on December 31, 1996.

       The Partnership had no employees; however, it entered into a Management Agreement with AFG (the Manager). The Manager's role, among other things, was to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Manager was compensated for such services as described in the Restated Agreement, as amended, Item 13 herein, and in Note 4 to the financial statements included in Item 14, herein.

       The Partnership's investment in equipment was subject to various risks, including physical deterioration, technological obsolescence and defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenues and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses. Consequently, the success of the Partnership was largely dependent upon the ability of the General Partner and its Affiliates to forecast technological advances, the ability of the lessees to fulfill their lease obligations and the quality and marketability of the equipment at the time of sale.

       Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1996, 1995 and 1994 is incorporated herein by reference to Note 2 to the financial statements in the 1996 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

       Equis Financial Group Limited Partnership (Equis) is a Massachusetts partnership formerly known as American Finance Group (AFG). AFG was established in 1988 as a Massachusetts general partnership and succeeded American Finance Group, Inc., a Massachusetts corporation organized in 1980. Equis and its subsidiaries (collectively, the Company) are engaged in various aspects of the equipment leasing business, including Equis' role as Equipment Manager or Advisor to the Partnership and several other Direct-Participation equipment leasing programs sponsored or co-sponsored by AFG (the Other Investment Programs). The Company arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting and asset tracking.

       The general partner of Equis, with a 1% controlling interest, is Equis Corporation, a Massachusetts corporation owned and controlled entirely by Gary D. Engle, its President and Chief Executive Officer. Equis Corporation also owns a controlling 1% general partner interest in Equis' 99% limited partner, GDE Acquisition Limited Partnership (GDE LP). Equis Corporation and GDE LP were established in December 1994 by Mr. Engle for the sole purpose of acquiring the business of AFG.

       In January 1996, the Company sold certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group," and its acronym to a third party (the Buyer). AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, Equis agreed not to compete with the Buyer's lease origination business for a period of five years; however, Equis is permitted to originate certain equipment leases, principally those involving noninvestment grade lessees and ocean-going vessels, which are not in competition with the Buyer. In addition, the sale agreements specifically reserved to Equis the rights to continue using the name American Finance Group and its acronym in connection with the Partnership and the Other Investment Programs and to continue managing all assets owned by the Partnership and the Other Investment Programs, including the right to satisfy all required equipment acquisitions utilizing either brokers or the Buyer. Geoffrey A. MacDonald, Chairman of Equis Corporation and Gary D. Engle agreed not to compete with the sold business on terms and conditions similar to those for the Company.

(d)    Financial Information About Foreign and Domestic Operations and Export
       Sales

       Not applicable.

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Partnership is a party or which involve any of its equipment or leases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS.

(a)    Market Information

       There was no public market for the resale of the Units.

(b)    Approximate Number of Security Holders

       At December 31, 1996, there were no recordholders of Units in the Partnership.

(c)    Dividend History and Restrictions

       Pursuant to Article VI of the Restated Agreement, as amended, the Partnership's Distributable Cash From Operations and Distributable Cash From Sales or Refinancings were determined and distributed to the Partners quarterly.

       Distributions in 1996 and 1995 were as follows:

                                                        GENERAL        LIMITED
                                           TOTAL        PARTNER        PARTNERS

Total 1996 distributions                $2,997,860     $   29,979     $2,967,881

Total 1995 distributions                 1,134,121         11,341      1,122,780
                                        ----------     ----------     ----------
         Total                          $4,131,981     $   41,320     $4,090,661
                                        ==========     ==========     ==========

       Distributions payable at December 31, 1995 were $283,530. There were no distributions payable at December 31, 1996.

       Distributable Cash From Operations means the net cash provided by the Partnership's normal operations after general expenses and current liabilities of the Partnership are paid, reduced by any reserves for working capital and contingent liabilities to be funded from such cash, to the extent deemed reasonable by the General Partner, and increased by any portion of such reserves deemed by the General Partner not to be required for Partnership operations and reduced by all accrued and unpaid Equipment Management Fees and, after Payout, further reduced by all accrued and unpaid Subordinated Remarketing Fees. Distributable Cash From Operations does not include any Distributable Cash From Sales or Refinancings.

       Distributable Cash From Sales or Refinancings means Cash From Sales or Refinancings as reduced by (i)(a) amounts realized from any loss or destruction of equipment which the General Partner determines shall be reinvested in similar equipment for the remainder of the original lease term of the lost or destroyed equipment, or in isolated instances, in other equipment, if the General Partner determines that investment of such proceeds will significantly improve the diversity of the Partnership's equipment portfolio, and subject in either case to satisfaction of all existing indebtedness secured by such equipment to the extent deemed necessary or appropriate by the General Partner, and

       (b) the proceeds from the sale of an interest in equipment pursuant to any agreement governing a joint venture which the General Partner determines will be invested in additional equipment or interests in equipment and which ultimately are so reinvested and (ii) any accrued and unpaid Equipment Management Fees and, after Payout, any accrued and unpaid Subordinated Remarketing Fees.

       Cash From Sales or Refinancings means cash received by the Partnership from sale or refinancing transactions, as reduced by (i)(a) all debts and liabilities of the Partnership required to be paid as a result of sale or refinancing transactions, whether or not then due and payable (including any liabilities on an item of equipment sold which are not assumed by the buyer and any remarketing fees required to be paid to persons not affiliated with the General Partner, but not including any Subordinated Remarketing Fees whether or not then due and payable) and (b) any reserves for working capital and contingent liabilities funded from such cash to the extent deemed reasonable by the General Partner and (ii) increased by any portion of such reserves deemed by the General Partner not to be required for Partnership operations. In the event the Partnership accepts a note in connection with any sale or refinancing transaction, all payments subsequently received in cash by the Partnership with respect to such note shall be included in Cash From Sales or Refinancings, regardless of the treatment of such payments by the Partnership for tax or accounting purposes. If the Partnership receives purchase money obligations in payment for equipment sold, which are secured by liens on such equipment, the amount of such obligations shall not be included in Cash From Sales or Refinancings until the obligations are fully satisfied.

       Each distribution of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings of the Partnership shall be made 99% to the Limited Partners and 1% to the General Partner before Payout and 85% to the Limited Partners and 15% to the General Partner after Payout.

       Payout is defined as the first time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original capital contributions plus a cumulative annual return of 10% (compounded daily and calculated beginning with the Partnership's Closing Date) on their aggregate unreturned capital contributions. For purposes of this definition, capital contributions shall be deemed to have been returned only to the extent that distributions of cash to the Limited Partners exceed the amount required to satisfy the cumulative annual return of 10% (compounded daily) on the Limited Partners' aggregate unreturned capital contributions, such calculation to be based on the aggregate unreturned capital contributions outstanding on the first day of each fiscal quarter. The Partnership did not achieve Payout.

       Distributable Cash From Operations and Distributable Cash From Sales or Refinancings (Distributions) were distributed within 60 days after the completion of each quarter, beginning with the first full fiscal quarter following the Partnership's Closing Date. The Partnership has distributed $20,065,942 to the Limited Partners and $202,686 to the General Partner since inception. Substantially all of the distributions to the Limited Partners represent a return of capital.

ITEM 6. SELECTED FINANCIAL DATA.

Incorporated herein by reference to the section entitled Selected Financial Data in the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Incorporated herein by reference to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Incorporated herein by reference to the financial statements and supplementary data included in the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

(a-b)  Identification of Directors and Executive Officers

       The Partnership has had no Directors or Officers. As indicated in Item 1 of this report, AFG Leasing IV Incorporated was the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner was responsible for the operation of the Partnership's properties and the Limited Partners have had no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the General Partner of the Partnership as of March 15, 1997 were as follows:

                     DIRECTORS AND EXECUTIVE OFFICERS OF THE
                GENERAL PARTNER OF THE PARTNERSHIP (SEE ITEM 13)

         NAME                          TITLE                 AGE      TERM

Geoffrey A. MacDonald    Chairman, and a member of the        48   Until a
                         Executive Committee of Equis and          successor is
                         President and a Director of the           duly elected
                         General Partner                           and qualified

Gary D. Engle            President and Chief Executive        48
                         Officer and a member of the
                         Executive Committee of Equis

Gary M. Romano           Executive Vice President and Chief   37
                         Operating Officer of Equis and
                         Clerk of the General Partner

Michael J. Butterfield   Vice President, Finance and          37
                         Treasurer of Equis and Treasurer
                         of the General Partner

James F. Livesey         Vice President, Aircraft and         47
                         Vessels of Equis

Sandra L. Simonsen       Senior Vice President, Information   46
                         Systems of Equis

Gail D. Ofgant           Vice President, Lease Operations of  31
                         Equis

(c)  Identification of Certain Significant Persons

     None.

(d)  Family Relationship

     No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

(e)    Business Experience

       Mr. MacDonald, age 48, is a co-founder of Equis' predecessor, AFG, Chairman and a member of the Executive Committee of Equis and President and a Director of the General Partner. Mr. MacDonald served as a co-founder, Director and Senior Vice President of AFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is Vice President of American Finance Group Securities Corp. and a limited partner in Atlantic Acquisition Limited Partnership (AALP). Prior to co-founding AFG's predecessor, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

       Mr. Engle, age 48, is President and Chief Executive Officer and a member of the Executive Committee of Equis and President of AFG Realty Corporation. Mr. Engle is Vice President and a Director of certain of Equis' affiliates. On December 16, 1994, Mr. Engle acquired control of AFG, the General Partner and each of AFG's subsidiaries. Mr. Engle controls the general partner of AALP and is also a limited partner in AALP. From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

       Mr. Romano, age 37, is Executive Vice President and Chief Operating Officer of Equis and certain of its affiliates and Clerk of the General Partner. Mr. Romano joined AFG in November 1989 and was appointed Executive Vice President and Chief Operating Officer in April 1996. Prior to joining AFG, Mr. Romano was Assistant Controller for a privately-held real estate company which he joined in 1987. Mr. Romano held audit staff and manager positions at Ernst & Whinney from 1982 to 1986. Mr. Romano is a C.P.A. and holds a B.S. degree from Boston College.

       Mr. Butterfield, age 37, is Vice President, Finance and Treasurer of Equis and Treasurer of the General Partner. Mr. Butterfield joined AFG in June 1992 and was appointed Vice President, Finance and Treasurer in April 1996. Prior to joining AFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (U.K.) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

       Mr. Livesey, age 47, is Vice President, Aircraft and Vessels, of Equis. Mr. Livesey joined AFG in October 1989, and was promoted to Vice President in January 1992. Prior to joining AFG, Mr. Livesey held sales and marketing positions with two privately-held equipment leasing firms. Mr. Livesey holds an M.B.A. from Boston College and B.A. degree from Stonehill College.

       Ms. Simonsen, age 46, joined AFG in February 1990 and was promoted to Senior Vice President, Information Systems of Equis in April 1996. Prior to joining AFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a B.A. degree from Wilson College.

       Ms. Ofgant, age 31, is Vice President, Lease Operations of Equis and certain of its affiliates. Ms. Ofgant joined AFG in June 1989, and was promoted to Manager, Lease Operations in April 1994. In April 1996, Ms. Ofgant was appointed Vice President, Lease Operations. Prior to joining AFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree in Finance from Providence College.

(f)    Involvement in Certain Legal Proceedings

       None.

(g)    Promoters and Control Persons

       See Item 10 (a-b) above.

ITEM 11. EXECUTIVE COMPENSATION.

(a)    Cash Compensation

       The Partnership had no employees. However, under the terms of the Restated Agreement, as amended, the Partnership was obligated to pay all costs of personnel employed full or part-time by the Partnership, including officers or employees of the General Partner or its Affiliates. The Partnership did not pay any options, warrants or rights to the officers or employees of the General Partner or its Affiliates.

(b)    Compensation Pursuant to Plans

       None.

(c)    Other Compensation

       Although the Partnership had no employees, as discussed in Item 11(a), pursuant to Section 9.4 of the Restated Agreement, as amended, the Partnership incurred a monthly charge for personnel costs of the Manager for persons engaged in providing administrative services to the Partnership. A description of the remuneration paid by the Partnership to the Manager for such services is included in Item 13, herein and in Note 4 to the financial statements included in Item 14, herein.

(d)    Compensation of Directors

       None.

(e)    Termination of Employment and Change of Control Arrangement

       There exists no remuneration plan or arrangement with any partners of the General Partner or its Affiliates which would have resulted from their resignation, retirement or any other termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

By virtue of its organization as a limited partnership, the Partnership had no outstanding securities possessing traditional voting rights. However, as provided in Section 11.2(a) of the Restated Agreement, as amended (subject to Sections 11.2(b) and 11.3), a majority interest of the Limited Partners had voting rights with respect to:

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

The General Partner of the Partnership is AFG Leasing IV Incorporated, an affiliate of AFG.

(a)    Transactions with Management and Others

       All operating expenses incurred by the Partnership were paid by AFG on behalf of the Partnership and AFG was reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three years in the period ended December 31, 1996, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                1996         1995         1994

Equipment management fees                     $ 35,594     $ 68,443     $ 85,739
Interest expense--affiliate                       --           --          2,291
Administrative charges                          29,806       20,772       12,000
Reimbursable operating expenses
   due to third parties                        251,296       88,101      114,048
                                              --------     --------     --------
         Total                                $316,696     $177,316     $214,078
                                              ========     ========     ========

       As provided under the terms of the Management Agreement, AFG was compensated for its services to the Partnership. Such services included all aspects of acquisition, management and sale of equipment. For acquisition services, AFG was compensated by an amount equal to 4.75% of Equipment Base Price paid by the Partnership. For management services, AFG was compensated by an amount equal to the lesser of (i) 5% of gross lease rental revenues earned by the Partnership or (ii) fees which the General Partner reasonably believed to be competitive for similar services for similar equipment. Both of these fees were subject to certain limitations defined in the Management Agreement. As Payout was not achieved, AFG received no compensation for services connected to the sale of equipment, under its subordinated remarketing agreement.

       Interest expense--affiliate represents interest incurred on legal costs in connection with a state sales tax dispute involving certain equipment owned by the Partnership and other affiliated investment programs sponsored by AFG. Legal costs incurred by AFG to resolve this matter and the interest thereon was allocated to the Partnership and other affected investment programs. Administrative charges represent amounts owed to AFG, pursuant to Section 9.4 of the Restated Agreement, as amended, for persons employed by AFG who were engaged in providing administrative services to the Partnership. Reimbursable operating expenses due to third parties represent costs paid by AFG on behalf of the Partnership which were reimbursed to AFG.

       All equipment was purchased from AFG, one of its affiliates, including other equipment leasing programs sponsored by AFG, or from third-party sellers. The Partnership's Purchase Price was determined by the method described in Note 2 to the financial statements, included in Item 14, herein.

       All rents and proceeds from the sale of equipment were paid directly to either AFG or to a lender. AFG temporarily deposited collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership.

       On August 18, 1995, Atlantic Acquisition Limited Partnership (AALP), a newly formed Massachusetts limited partnership owned and controlled by certain principals of AFG, commenced a voluntary cash Tender Offer (the Offer) for up to approximately 45% of the outstanding units of limited partner interest in this Partnership and 20 affiliated partnerships sponsored and managed by AFG. The Offer was subsequently amended and supplemented in order to provide additional disclosure to unitholders; increase the offer price; reduce the number of units sought to approximately 35% of the outstanding units; and extend the expiration date of the Offer to October 20, 1995. Following commencement of the Offer, certain legal actions were initiated by interested persons against AALP, each of the general partners (4 in total) of the 21 affected programs, and various other affiliates and related parties. One action, a class action brought in the United States District Court for the District of Massachusetts (the Court) on behalf of the unitholders (limited partners), sought to enjoin the Offer and obtain unspecified monetary damages. A settlement of this litigation was approved by the Court on November 15, 1995. The Plaintiffs filed an appeal in this matter. On November 26, 1996, the United States Court of Appeals for the First Circuit handed down a decision affirming the Court's approval of the settlement. A second class action, brought in the Superior Court of the Commonwealth of Massachusetts (the Superior Court) seeking to enjoin the Offer, obtain unspecified monetary damages, and intervene in the first class action, was dismissed by the Superior Court. The limited partners of the Partnership tendered 7,247 units or 9.68% of the total outstanding units of the Partnership to AALP. In September 1996, AALP sold these units to Equis for $301,621.

       On September 30, 1996, the Partnership sold all of its remaining equipment assets. The remarketing effort, described in Notes 1 and 4 to the financial statements, was undertaken jointly by 15 individual equipment leasing programs, consisting of the Partnership and 14 affiliated partnerships (Other Affected Partnerships). Thirteen of the programs, including the Partnership, sold all of their equipment assets (the Liquidated Programs); and two programs sold only their proportionate ownership interests in certain assets owned jointly with one or more of the Liquidated Programs (collectively, the Sale Assets). Substantially all of the Partnership's equipment assets of material value represented partial ownership interests whereby the Partnership owned less than a 100% interest in the equipment it sold. The remaining interests in such assets were owned by one or more of the Other Affected Partnerships. Ultimately, the Sale Assets were sold for an aggregate adjusted sale price of approximately $32,997,000, of which the Partnership's proportionate share, net of associated costs, was determined to be $2,678,743. The Partnership's proportionate share in this transaction was net of certain third-party advisory fees incurred in connection with the equipment sale.

       RSL Finance Limited Partnership II (the Buyer) is a limited partnership established to acquire the Sale Assets and has no direct affiliation with the Partnership, the Other Affected Partnerships, the General Partner or AFG. The sole general partner of the Buyer is RSL Holdings, Inc. (RSL). An affiliate of RSL purchased a significant limited partnership interest in a direct-participation equipment leasing program co-sponsored by AFG in 1992. AFG acquired this interest in 1993 for cash and assumption of indebtedness. There have been no other business dealings between the Buyer and AFG and their affiliates.

       On October 10, 1996, the General Partner entered into a Cross Partnership Agreement (the Agreement) with the general partners of certain of the Other Affected Partnerships participating in the sale transaction described above. Pursuant to the Agreement, the Partnership and each of the other partnerships agreed to set aside a contingency reserve for future liabilities. The Agreement provides that obligations of any individual partnership which are not associated with the sale transaction will directly reduce that partnership's reserve balance, whereas costs pertaining to the sale transaction will be allocated against the reserve balances of the Partnership and each of the other partnerships on a proportionate basis. If the reserve balance of the Partnership is depleted to zero, the reserve balances contributed by the other partnerships will be debited on a proportionate basis to cover the deficit. If the reserve balances of any one of the other partnerships is depleted to zero, the reserve balance of the Partnership and any other partnerships having a positive reserve balance shall be debited on a proportionate basis to cover the deficit. Upon termination of the Agreement, any remaining monies will be distributed to the partners of those partnerships with positive reserve balances. At December 31, 1996, the Partnership had a contingency reserve balance of $277,261. To the extent that this contingency reserve is not necessary to satisfy any unforeseen liabilities of the Partnership, it will be remitted to the Partners.

(b)    Certain Business Relationships

       None.

(c)    Indebtedness of Management to the Partnership

       None.

(d)    Transactions with Promoters

       See Item 13(a) above.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Documents filed as part of this report:

       (1)    Financial Statements:

              Report of Independent Auditors                                   *

              Statement of Financial Position at December 31, 1995             *

              Statement of Changes in Net Assets in Liquidation for
              the Period October 1, 1996 to December 31, 1996                  *

              Statement of Operations for the Period January 1, 1996
              to September 30, 1996 and for the Years Ended
              December 31, 1995 and 1994                                       *

              Statement of Changes in Partners' Capital for the Period
              January 1, 1996 to September 30, 1996 and for the
              Years Ended December 31, 1995 and 1994                           *

              Statement of Cash Flows for the Period January 1, 1996
              to September 30, 1996 and for the Years Ended
              December 31, 1995 and 1994                                       *

              Notes to the Financial Statements                                *

        (2)   Financial Statement Schedules:

              None required.

        (3)   Exhibits:
                 Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

* Incorporated herein by reference to the appropriate portion of the 1996 Annual Report to security holders for the year ended December 31, 1996. (See Part II).

EXHIBIT
NUMBER

  4 Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the Prospectus which is included in Registration Statement on Form S-1 (No. 33-1190).

 13 The 1996 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed filed with the Commission.

 23       Consent of Independent Auditors.

 99(a) Lease agreement with Northwest Airlines, Inc., was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 as Exhibit 28(a) and is incorporated herein by reference.

 99(b) Lease agreement with ING Aviation Lease, was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as
          Exhibit 99(b) and is incorporated herein by reference.

(b) Reports on Form 8-K

    Report on Form 8-K was filed on October 3, 1996 describing the remarketing process and terms of sale.

                                                                      EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of American Income 8 Limited Partnership of our report dated March 7, 1997, included in the 1996 Annual Report to the Partners of American Income 8 Limited Partnership.

                                                         ERNST & YOUNG LLP

Boston, Massachusetts
March 7, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.

                      AMERICAN INCOME 8 LIMITED PARTNERSHIP


By:  AFG Leasing IV Incorporated,
a Massachusetts corporation and the
General Partner of the Registrant.



By:  /s/ Geoffrey A. MacDonald                  By:  /s/ Gary D. Engle
     ---------------------------                     --------------------------
Geoffrey A. MacDonald                           Gary D. Engle
Chairman, and a member of the                   President and Chief Executive
Executive Committee of Equis and                Officer and a member of the
President and a Director of the                 Executive Committee of Equis
General Partner                                 (Principal Executive Officer)


Date: March 28, 1997                           Date: March 28, 1997
      ------------------------------                 --------------------------


By:  /s/ Gary M. Romano                         By:  /s/ Michael J. Butterfield
     ---------------------------                     --------------------------
Gary M. Romano                                  Michael J. Butterfield
Executive Vice President and                    Vice President, Finance and
Chief Operating Officer of Equis                Treasurer of Equis and Treasurer
and Clerk of the General Partner                of the General Partner
(Principal Financial Officer)                   (Principal Accounting Officer)


Date: March 28, 1997                           Date: March 28, 1997
      ------------------------------                 --------------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report has been sent to the Limited Partners. A report will be furnished to the Limited Partners subsequent to the date hereof.

No proxy statement has been or will be sent to the Limited Partners.